Form 10-K
period 2016-12-31
Harley-Davidson Motorcycle Trust 2016-A
filed 2017-03-23
CIK 1675887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Harley-Davidson Motorcycle Trust 2016-A
(Exact name of issuing entity as specified in its charter)
(Commission File Number: 333-208825-01; CIK: 0001675887)

Harley-Davidson Customer Funding Corp.
(Exact name of depositor as specified in its charter)
(Commission File Number: 333-208825; CIK: 0001114926)

Harley-Davidson Credit Corp.
(Exact name of sponsor as specified in its charter)
(CIK: 0001033232)

Delaware	38-7162978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Wilmington Trust Company, National Association 1100 North Market Street Wilmington, Delaware	19890-1605
(Address of principal executive offices)	(Zip Code)

Issuing entity’s telephone number, including area code: (302) 636-6000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  ☑      No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes  ☐   No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1. Business.
Item 1A. Risk Factors.
Item 2. Properties.
Item 3. Legal Proceedings.
Item 4. Mine Safety Disclosures.

Item 1B. Unresolved Staff Comments

     Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

     Not Applicable.

Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

     Not Applicable.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments (Financial Information).

     Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.

     There are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against the servicer, sponsor, the depositor or the issuing entity that are material to the holders of notes. To the knowledge of the issuing entity, there are no legal proceedings pending, or any proceedings known to be contemplated by governmental authorities, against Wilmington Trust, National Association (the “Owner Trustee”) or The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”) that are material to the holders of notes.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6. Selected Financial Data.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Item 8. Financial Statements and Supplementary Data.
Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
Item 9A. Controls and Procedures.

Item 9B. Other Information.
     None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10. Directors, Executive Officers and Corporate Governance.
Item 11. Executive Compensation.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Harley-Davidson Credit Corp. (“HDCC”), the seller, servicer and sponsor, is a Nevada corporation and wholly-owned subsidiary of Harley-Davidson Financial Services, Inc. (“HDFS”). HDFS, a Delaware corporation, is a wholly-owned subsidiary and the financing division of Harley-Davidson, Inc. HDCC and its affiliates provide retail financial services to consumers primarily in the United States and Canada and wholesale financial services primarily to Harley-Davidson® motorcycle dealers in the United States and Canada. Harley-Davidson Customer Funding Corp. (“CFC”), the depositor, is a Nevada corporation and wholly-owned special-purpose finance subsidiary of HDCC.  All of the officers and directors of CFC are also employed by HDCC or HDFS, except that at least two directors of CFC will at all times be independent of HDCC, HDFS and Harley-Davidson, Inc.  CFC’s business is limited to, among other things, (i) purchasing the contracts and related property (and other similar promissory note and security agreements and similar retail motorcycle installment sale contracts) from HDCC (in its capacity as seller), (ii) acting as the beneficial owner of the issuing entity - Harley-Davidson Motorcycle Trust 2016-A (the “Trust”) - and other similar trusts and (iii) performing its obligations under the transfer and servicing agreements to which it is a party (including similar agreements entered into in connection with the formation of similar trusts).
Annual losses on retail motorcycle loans that HDCC or its affiliates originated and that HDCC services were 1.80% during 2016 compared to 1.42% in 2015. The 30-day delinquency rate for such retail motorcycle loans at December 31, 2016 increased to 4.12% from 3.78% at December 31, 2015. Credit losses were higher as a result of deteriorating performance across the portfolio, lower used motorcycle values at auction, and continued unfavorable repayment performance in the regions of the U.S. that are economically dependent on the energy sector. HDCC believes its retail credit losses may continue to increase over time due to changing consumer credit behavior and efforts to increase loan approvals to sub-prime borrowers, as well as actions that Harley-Davidson has taken and could take that impact motorcycle values. Increases in the frequency of loss and decreases in the value of repossessed Harley-Davidson branded motorcycles also adversely impact credit losses. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses. The assets owned by the Trust may experience credit losses at rates that are the same as, greater than or less than those of the retail motorcycle loans that HDCC or its affiliates originated and HDCC services taken as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

     Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending

December 31, 2016, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K. No Report on Assessment or the related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant.

Item 1123 of Regulation AB. Servicer Compliance Statement.

     HDCC has been identified by the Trust as a servicer during the reporting period with respect to the pool assets held by the Trust. HDCC has provided a Compliance Statement, signed by an authorized officer, and such Compliance Statement is attached as an exhibit to this Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15(b).

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit No.
3.1
Articles of Incorporation of Harley-Davidson Customer Funding Corp. (“CFC”), incorporated by reference to Exhibit 3.1 to CFC’s Registration Statement on Form S-3 (File Number 333-37550), filed on May 22, 2000.

3.2	Bylaws of CFC, incorporated by reference to Exhibit 3.2 to CFC’s Registration Statement on Form S-3 (File Number 333-37550), filed on May 22, 2000.

4.1
Amended and Restated Trust Agreement dated as of June 8, 2016 between CFC, Wilmington Trust, National Association and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.

4.2
Indenture dated as of June 1, 2016 between the Trust and The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”), incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

4.3
Asset Representations Review Agreement dated as of June 1, 2016 between the Trust, Harley-Davidson Credit Corp. (“HDCC”) and Clayton Fixed Income Services LLC, incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

4.4
Amended and Restated Trust Agreement dated as of June 8, 2016 among the Trust, as Settlor, HDCC and Wilmington Trust, National Association, as Underlying Trustee, incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.

10.1	Transfer and Sale Agreement dated as of June 1, 2016 between HDCC and CFC, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

10.2
Sale and Servicing Agreement dated as of June 1, 2016 among the Trust, CFC, Harley-Davidson Motorcycle Grantor Trust 2016-A (the “Underlying Trust”), HDCC and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

10.3
Administration Agreement dated as of June 1, 2016 among the Trust, HDCC, CFC, the Underlying Trust and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

10.4
Underwriting Agreement dated as of June 7, 2016 among CFC, HDCC and J.P. Morgan Securities LLC, as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2016.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2016.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from June 15, 2016 through December 31, 2016.

(c)	Not Applicable.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

HARLEY-DAVIDSON MOTORCYCLE TRUST 2016-A

	By:	Harley-Davidson Credit Corp., as Servicer

	By:	/s/ James Darrell Thomas
James Darrell Thomas
Vice President, Treasurer and Assistant Secretary (senior officer in charge of the servicing function)

March 23, 2017

EXHIBIT INDEX

Exhibit
3.1
Articles of Incorporation of Harley-Davidson Customer Funding Corp. (“CFC”), incorporated by reference to Exhibit 3.1 to CFC’s Registration Statement on Form S-3 (File Number 333-37550), filed on May 22, 2000.

3.2	Bylaws of CFC, incorporated by reference to Exhibit 3.2 to CFC’s Registration Statement on Form S-3 (File Number 333-37550), filed on May 22, 2000.

4.1
Amended and Restated Trust Agreement dated as of June 8, 2016 between CFC, Wilmington Trust, National Association and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.

4.2
Indenture dated as of June 1, 2016 between the Trust and The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”), incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

4.3
Asset Representations Review Agreement dated as of June 1, 2016 between the Trust, Harley-Davidson Credit Corp. (“HDCC”) and Clayton Fixed Income Services LLC, incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

4.4
Amended and Restated Trust Agreement dated as of June 8, 2016 among the Trust, as Settlor, HDCC and Wilmington Trust, National Association, as Underlying Trustee, incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.

10.1	Transfer and Sale Agreement dated as of June 1, 2016 between HDCC and CFC, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

10.2
Sale and Servicing Agreement dated as of June 1, 2016 among the Trust, CFC, Harley-Davidson Motorcycle Grantor Trust 2016-A (the “Underlying Trust”), HDCC and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

10.3
Administration Agreement dated as of June 1, 2016 among the Trust, HDCC, CFC, the Underlying Trust and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

10.4
Underwriting Agreement dated as of June 7, 2016 among CFC, HDCC and J.P. Morgan Securities LLC, as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2016.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2016.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from June 15, 2016 through December 31, 2016.