Form 10-K
period 2017-12-31
Harley-Davidson Motorcycle Trust 2016-A
filed 2018-03-23
CIK 1675887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Harley-Davidson Motorcycle Trust 2016-A
(Exact name of issuing entity as specified in its charter)
(Commission File Number: 333-208825-01)
(Central Index Key: 0001675887)

Harley-Davidson Customer Funding Corp.
(Exact name of depositor as specified in its charter)
(Commission File Number: 333-208825)
(Central Index Key: 0001114926)

Harley-Davidson Credit Corp.
(Exact name of sponsor as specified in its charter)
(Central Index Key: 0001033232)

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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Item 14. Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.

Harley-Davidson Credit Corp. (“HDCC”), the seller, servicer and sponsor, is a Nevada corporation and wholly-owned subsidiary of Harley-Davidson Financial Services, Inc. (“HDFS”). HDFS, a Delaware corporation, is a wholly-owned subsidiary and the financing division of Harley-Davidson, Inc. HDCC and its affiliates provide retail financial services to consumers primarily in the United States and Canada and wholesale financial services primarily to Harley-Davidson® motorcycle dealers in the United States and Canada. Harley-Davidson Customer Funding Corp. (“CFC”), the depositor, is a Nevada corporation and wholly-owned special-purpose finance subsidiary of HDCC.  All of the officers and directors of CFC are also employed by HDCC or HDFS, except that at least two directors of CFC will at all times be independent of HDCC, HDFS and Harley-Davidson, Inc.  CFC’s business is limited to, among other things, (i) purchasing the contracts and related property (and other similar promissory note and security agreements) from HDCC (in its capacity as seller), (ii) acting as the beneficial owner of the issuing entity - Harley-Davidson Motorcycle Trust 2016-A (the “Trust”) - and other similar trusts and (iii) performing its obligations under the transfer and servicing agreements to which it is a party (including similar agreements entered into in connection with the formation of similar trusts).
Annual net credit losses on retail motorcycle loans that HDCC or its affiliates originated and that HDCC services were 1.86% during 2017 compared to 1.80% in 2016. The 30-day delinquency rate for such retail motorcycle loans at December 31, 2017 increased to 4.15% from 4.12% at December 31, 2016. Credit losses were higher as a result of deteriorating performance across the portfolio, lower used motorcycle values at auction, and continued unfavorable performance in oil-dependent areas. HDCC believes its retail credit losses may continue to increase over time due to changing consumer credit behavior and efforts to increase prudently structured loan approvals to sub-prime borrowers, as well as actions that Harley-Davidson has taken and could take that impact motorcycle values. Increases in the frequency of loss and decreases in the value of repossessed Harley-Davidson branded motorcycles also adversely impact credit losses. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses. The assets owned by the Trust may experience credit losses at rates that are the same as, greater than or less than those of the retail motorcycle loans that HDCC or its affiliates originated and HDCC services taken as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

     Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2017, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each

Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
HDCC’s Report on Assessment and the related Attestation Report have not identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to HDCC.
The Indenture Trustee’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion applicable to the Indenture Trustee’s platform. Specifically, with regard to servicing criterion 1122(d)(3)(i)(A), during the Period, certain reports to registered holders of some resecuritization and repackage transactions were not prepared in accordance with the timeframes set forth in the transaction agreements.
The Indenture Trustee further indicates in its Report on Assessment that remediation steps have been implemented. The Trust has not independently verified the accuracy of the Indenture Trustee’s assertions or the adequacy of its remediation efforts; however, the Indenture Trustee has informed the Trust that the instances of noncompliance noted in the Attestation Report did not relate to or involve the performance by the Indenture Trustee under the Trust’s Sale and Servicing Agreement.

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2017.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2017.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2017 through December 31, 2017.

(c)	Not Applicable.

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
James Darrell Thomas
Vice President, Treasurer, Chief Financial Officer and Assistant Secretary (senior officer in charge of the servicing function)

March 23, 2018

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

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2017.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2017.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2017 through December 31, 2017.