Form 10-K
period 2019-12-31
Harley-Davidson Motorcycle Trust 2016-A
filed 2020-03-23
CIK 1675887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(Commission File Number: 333-208825)

(Central Index Key: 0001114926)

Harley-Davidson Credit Corp.

(Exact name of sponsor as specified in its charter)

(Central Index Key: 0001033232)

Delaware	38-7162978
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

c/o Wilmington Trust Company, National Association 1100 North Market Street Wilmington, Delaware	19890-1605

(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes  ☐     No  ☒

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

Annual net credit losses on retail motorcycle loans that HDCC or its affiliates originated and that HDCC services were 2.00% during 2019 compared to 1.76% in 2018. The 30-day delinquency rate for retail motorcycle loans at December 31, 2019 increased to 4.39% from 4.12% at December 31, 2018. HDCC believes its retail credit losses may increase over time due to changing consumer credit behavior and efforts to increase prudently structured loan approvals to sub-prime borrowers, new financing programs that may result in different loan performance than existing programs, as well as actions that Harley-Davidson has taken and could take that impact motorcycle values. Increases in the frequency of loss and decreases in the value of repossessed Harley-Davidson branded motorcycles also adversely impact credit losses. If there are adverse circumstances that involve a material decline in values of Harley-Davidson branded motorcycles, those circumstances or any related decline in resale values for Harley-Davidson branded motorcycles could contribute to increased delinquencies and credit losses. The assets owned by the Trust may experience credit losses at rates that are the same as, greater than or less than those of the retail motorcycle loans that HDCC or its affiliates originated and HDCC services taken as a whole.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of HDCC and the Indenture Trustee (each, a “Servicing Participant”) has been identified by the Trust as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) during the Trust’s fiscal year ending December 31, 2019, which Reports on Assessment are attached as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

HDCC’s Report on Assessment and the related Attestation Report have not identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to HDCC.

The Indenture Trustee’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion applicable to the Indenture Trustee’s platform. Specifically, with regard to servicing criterion 1122(d)(3)(i)(A), during the Period, certain reports to investors were not prepared in accordance with the timeframes set forth in the transaction agreements.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed as Part of this Report

(1)	Not Applicable.

(2)	Not Applicable.

(3)	See Item 15(b).

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit No.
3.1	Articles of Incorporation of Harley-Davidson Customer Funding Corp. (“CFC”), incorporated by reference to Exhibit 3.1 to CFC’s Registration Statement on Form S-3 (File Number 333-37550), filed on May 22, 2000.
3.2	Bylaws of CFC, incorporated by reference to Exhibit 3.2 to CFC’s Registration Statement on Form S-3 (File Number 333-37550), filed on May 22, 2000.

4.1	Amended and Restated Trust Agreement dated as of June 8, 2016 between CFC, Wilmington Trust, National Association and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.
4.2	Indenture dated as of June 1, 2016 between the Trust and The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”), incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

4.3	Asset Representations Review Agreement dated as of June 1, 2016 between the Trust, Harley-Davidson Credit Corp. (“HDCC”) and Clayton Fixed Income Services LLC, incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

4.4	Amended and Restated Trust Agreement dated as of June 8, 2016 among the Trust, as Settlor, HDCC and Wilmington Trust, National Association, as Underlying Trustee, incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.

10.1	Transfer and Sale Agreement dated as of June 1, 2016 between HDCC and CFC, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

10.2	Sale and Servicing Agreement dated as of June 1, 2016 among the Trust, CFC, Harley-Davidson Motorcycle Grantor Trust 2016-A (the “Underlying Trust”), HDCC and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

10.3	Administration Agreement dated as of June 1, 2016 among the Trust, HDCC, CFC, the Underlying Trust and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.

10.4	Underwriting Agreement dated as of June 7, 2016 among CFC, HDCC and J.P. Morgan Securities LLC, as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2019.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2019.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.

35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2019 through December 31, 2019.

(c)	Not Applicable.

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
James Darrell Thomas
Vice President, Treasurer, Chief Financial Officer and Assistant Secretary (senior officer in charge of the servicing function)

March 23, 2020

EXHIBIT INDEX

Exhibit
3.1	Articles of Incorporation of Harley-Davidson Customer Funding Corp. (“CFC”), incorporated by reference to Exhibit 3.1 to CFC’s Registration Statement on Form S-3 (File Number 333-37550), filed on May 22, 2000.
3.2	Bylaws of CFC, incorporated by reference to Exhibit 3.2 to CFC’s Registration Statement on Form S-3 (File Number 333-37550), filed on May 22, 2000.
4.1	Amended and Restated Trust Agreement dated as of June 8, 2016 between CFC, Wilmington Trust, National Association and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.
4.2	Indenture dated as of June 1, 2016 between the Trust and The Bank of New York Mellon Trust Company, N.A. (the “Indenture Trustee”), incorporated by reference to Exhibit 4.2 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.
4.3	Asset Representations Review Agreement dated as of June 1, 2016 between the Trust, Harley-Davidson Credit Corp. (“HDCC”) and Clayton Fixed Income Services LLC, incorporated by reference to Exhibit 4.3 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.
4.4	Amended and Restated Trust Agreement dated as of June 8, 2016 among the Trust, as Settlor, HDCC and Wilmington Trust, National Association, as Underlying Trustee, incorporated by reference to Exhibit 4.4 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.
10.1	Transfer and Sale Agreement dated as of June 1, 2016 between HDCC and CFC, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.
10.2	Sale and Servicing Agreement dated as of June 1, 2016 among the Trust, CFC, Harley-Davidson Motorcycle Grantor Trust 2016-A (the “Underlying Trust”), HDCC and the Indenture Trustee, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.
10.3	Administration Agreement dated as of June 1, 2016 among the Trust, HDCC, CFC, the Underlying Trust and the Indenture Trustee, incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 14, 2016.
10.4	Underwriting Agreement dated as of June 7, 2016 among CFC, HDCC and J.P. Morgan Securities LLC, as representative for the several underwriters, incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K (File Number 333-208825-01), filed on June 8, 2016.
31.1	Rule 13a-14(a)/15d-14(a) Certification of the senior officer in charge of servicing function of HDCC.
33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of HDCC for the year ended December 31, 2019.
33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of The Bank of New York Mellon Trust Company, N.A. for the year ended December 31, 2019.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to HDCC.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon Trust Company, N.A.
35.1	Servicer Compliance Statement of HDCC for the period from January 1, 2019 through December 31, 2019.